Form 10QSB
period 2001-03-31
TONG AH GLOBAL VENTURES CORP
filed 2001-05-17
CIK 1103582

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                           March 31, 2001

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


            Class                    Outstanding at March 31, 2001
Common Stock, par value $0.0001                10,000,000



                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

                     TONG AH GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                         As of March 31, 2001
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

            See accompanying notes to financial statements


                    TONG AH GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


                                  For the three      For the three      December 7, 1999
                                   Months ended       Months ended         (Inception)
                                  March 31, 2001     March 31, 2000     to March 31, 2001


      Income                         $     -             $     -             $     -

      Expenses
        Organization expense               -                   -                 799

       Total expenses                      -                   -                 799

      NET LOSS                       $     -             $     -             $  (799)


            See accompanying notes to financial statements


                    TONG AH GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited


                                  For the three      For the three      December 7, 1999
                                   Months ended       Months ended         (Inception)
                                  March 31, 2001     March 31, 2000     to March 31, 2001


CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                             $      -           $      -             $  (799)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Capitalized expenses                       -                  -                 299

 Net cash used in operating
  activities                                -                  -                (500)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                 -                  -                   -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                               -                  -                 500

Net cash provided by
 financing activities                       -                  -                 500

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       -                  -                (500)

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                        -                  -                 500

CASH AND CASH EQUIVALENTS
  END OF PERIOD                       $     -            $     -             $     -



            See accompanying notes to financial statements

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Tong Ah Global Ventures Corp. (a development stage company) ("the Company") was incorporated in Delaware on December 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2001.

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

        C.  Additional Paid-In Capital

Additional paid-in capital at March 31, 2001 represents the fair value of the amount of organization and professional costs incurred by FSCMG on behalf of the Company. (See Note 3)

NOTE 3  TRANSACTIONS WITH RELATED PARTY

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

NOTE 4  FORWARD STOCK SPLIT

The company declared a 2-for-1 share forward split on July 26, 2000 and is effective on this date. After giving effect to this split, there are 10,000,000 shares outstanding.

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

    None.

(b) Reports on Form 8-K

    None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              TONG AH GLOBAL VENTURES CORP.

                              By: /s/ MICHAEL TAY
                              ---------------------------
                              Michael Tay
                              Its: President, Secretary,
                              Treasurer and Director

Dated: May 16, 2001