Form 10QSB
period 2001-06-30
TONG AH GLOBAL VENTURES CORP
filed 2001-08-16
CIK 1103582

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[x]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            June 30, 2001

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


       1422 CHESTNUT STREET, SUITE #410, PHILADELPHIA, PA 19102
       --------------------------------------------------------
               (Address of principal executive offices)

                           (215) 569-9175
                           --------------
            (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    YES [x]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                     Outstanding at June 30, 2001
Common Stock, par value $0.0001                10,000,000


                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements - (Unaudited)



                    TONG AH GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                         As of June 30, 2001
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

            See accompanying notes to financial statements




                    TONG AH GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


                                   For  the      For  the       For  the      For  the     December 7,
                                   Six Months    Six Months     3-Months      3-Months     1999
                                   Ended         Ended          Ended         Ended        (Inception)
                                   June 30,      June 30,       June 30,      June 30,     to June 30,
                                   2001          2000           2001          2000         2001
      Income                       $       -     $       -      $       -     $       -     $       -

      Expenses
        Organization expense               -           299              -             -           799
                                   ---------     ---------      ---------     ---------     ---------
       Total expenses                      -           299              -             -           799
                                   ---------     ---------      ---------     ---------     ---------
      NET LOSS                     $       -     $    (299)     $       -     $       -     $    (799)
                                   =========     =========      =========     =========     =========




            See accompanying notes to financial statements




                    TONG AH GLOBAL VENTURES CORP.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)



                                   January 1, 2001     January 1, 2000    December 7, 1999
                                   to                  to                 (Inception) to
                                   June 30, 2001       June 30, 2000      June 30, 2001
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                              $      -            $   (299)         $   (799)
 Adjustment to reconcile net
  loss to net cash used by
  operational activities
    Capitalized expenses                     -                 299               299
                                      --------            --------          --------
 Net cash used in operating
  activities                                 -                   -              (500)
                                      --------            --------          --------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                  -                   -                 -
                                      --------            --------          --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                                -                   -               500
                                      --------            --------          --------
Net cash provided by
 financing activities                        -                   -               500
                                      --------            --------          --------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        -                   -                 -

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                         -                 500                 -
                                      --------            --------          --------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                       $      -            $    500          $      -
                                      ========            ========          ========




            See accompanying notes to financial statements


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Tong Ah Global Ventures Corp. (a development stage company) ("the Company") was incorporated in Delaware on December 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2001.

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

        C.  Additional Paid-In Capital

Additional paid-in capital at June 30, 2001 represents the fair value of the amount of organization and professional costs incurred by FSCMG on behalf of the Company. (See Note 3)

NOTE 3  TRANSACTIONS WITH RELATED PARTY

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

Readers are referred to the cautionary statement, which addresses forward-looking statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following:
(i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


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


TONG AH GLOBAL VENTURES CORP.
(Registrant)

By:  /s/ Michael C.W. Tay
     -----------------------------------
     Michael C.W. Tay
     President, Chief Executive Officer,
     Treasurer and Director

Dated: August 16, 2001